Form 10-K
period 2000-12-31
SALOMON BROTHERS MORT SEC VII INC MORT PAS TH CE SER 2000-1
filed 2001-03-30
CIK 1110548

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission File Numbers 333-84249

                 Salomon Brothers Mortgage Securities VII, Inc.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                            13-3439681
-------------------------------                        ------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION)


 390 Greenwich Street, Fourth Floor
 New York, New York                                             10013
--------------------------------------                      ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212)723-6375


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Title of each class                    Name of each exchange on which registered

   Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                Salomon Brothers Mortgage Securities VII, Inc.,
                Mortgage Pass-Through Certificates Series 2000-1
             -----------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

Documents Incorporated by Reference:  None

                                     PART I


Items 1. Business.

         Not Applicable.


Item 2.  Properties.

         See Item 14(a), Exhibits 99.1 and 99.2.


Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Mortgage Pools or the Trustee, or any custodian, the Servicer or the registrant with respect to the Mortgage Pools other than ordinary routine litigation incidental to the duties under each agreement of the Trustee, any custodian, the Servicer or the registrant.


Item 4.  Submission of Matters to a vote of Security-Holders.

         No matter was submitted during the fiscal year covered by this report to a vote of Certificateholders.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of December 31, 2000, the number of holders of the Certificates was as follows:

             Class                              Number of holders
             -----                              -----------------
             A1                                         1
             A2                                         1
             A-PO                                       1
             A-IO                                       1
             B1                                         1
             B2                                         1
             B3                                         1
             B4                                         1
             B5                                         1
             B6                                         1
             RI                                         1
             RII                                        1


         (c) Omitted pursuant to the Exemptive Order.


Item 6.  Selected Financial Data.

         Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable.


Item 7A  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.


Item 8.  Financial Statements and Supplementary Data.

         Exhibits 99.1 and 99.2 filed as part of this report and listed in Item 14(a) below are also filed as part of this report under this Item 8.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.


Item 11. Executive Compensation.

         Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

        (a) the Class A-1, A-2, B-1, B-2, and B-3 Certificates of each Class of the Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2000. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. Records provided to the Trust by DTC for the Class A-1, A-2, B-1, B-2 and B-3 Certificates and the Trustee for the Class A-PO, A-IO, B-4, B-5 and B-6 indicate that as of December 31, 2000, the following direct owners held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:



                   Name and address
Title of class     of beneficial owner            Amount        Percent of class
--------------     -------------------            ------        ----------------

A1                 Bankers Trust                 $66,324,934    100 %
                   Corporate Trust
                   1761 East St. Andrew Place
                   Santa Ana, CA  927040-4934
A2                 The Bank of New York           66,324,934    100
                   101 Barclay Street - 12E MBSor
                   New York, NY  10286
A-PO               Salomon Smith Barney Inc.       2,716,166    100
                   333 West 34th
                   New York, NY  10001
A-IO               Galley Pirate & Co    C/O      70,638,098    100
                   State Street Bank & Trust Co.
                   PO Box 5756
                   Boston, MA  02206
B1                 The Bank of New York              598,617    100
                   101 Barclay Street - 12E MBSor
                   New York, NY  10286
B2                 Salomon Smith Barney Inc.         199,539    100
                   333 West 34th
                   New York, NY  10001
B3                 Salomon Smith Barney Inc.         199,539    100
                   333 West 34th
                   New York, NY  10001
B4                 Salomon Smith Barney Inc.         319,650    100
                   333 West 34th
                   New York, NY  10001
B5                 Salomon Smith Barney Inc.         119,142    100
                   333 West 34th
                   New York, NY  10001
B6                 Salomon Smith Barney Inc.         160,511    100
                   333 West 34th
                   New York, NY  10001


          (b) Not Applicable.

          (c) Not Applicable.


Item 13. Certain Relationships and Related Transactions.

         (a) The registrant knows of no transaction or series of transactions during 2000, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

         (b) Not Applicable.

         (c) Not Applicable.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The following are filed as part of this report.

          Exhibit 99.1 Servicer Annual Statement of Compliance for the Period Ending December 31, 2000

          Exhibit 99.2   Report, dated March 9, 2001, issued by KPMG LLP

          (b) The following Current Reports on Form 8-K were filed by the registrant during 2000 and through the date hereof:


               Current Report on Form 8-K dated April 13, 2000 Current Report on Form 8-K dated May 8, 2000 Current Report on Form 8-K dated May 31, 2000 Current Report on Form 8-K dated July 7, 2000 Current Report on Form 8-K dated August 8, 2000 Current Report on Form 8-K dated September 1, 2000 Current Report on Form 8-K dated October 10, 2000 Current Report on Form 8-K dated November 6, 2000 Current Report on Form 8-K dated December 6, 2000 Current Report on Form 8-K dated December 28, 2000 Current Report on Form 8-K dated February 6, 2001

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 30, 2001.


                                 SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.

                                 By:  CitiMortgage, Inc.,
                                        as Servicer


                                   By:
                                      --------------------------------
                                   Name:  William S. Felts
                                   Title: Vice President

                                  EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

Exhibit 99.1 Servicer Annual Statement of Compliance for the Period Ending December 31, 2000

Exhibit 99.2        Report, dated March 9, 2001, issued by KPMG LLP